Form 10-K
period 2005-12-31
ACE Securities Corp Home Equity Loan Trust Series 2005-SD2
filed 2006-03-29
CIK 1331810

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-123741-04


        Ace Securities Corp. Home Equity Loan Trust
        Asset Backed Pass-Through Certificates
        Series 2005-SD2

     (Exact name of registrant as specified in its charter)


  New York                                          54-2176704
  (State or other jurisdiction of                   54-2176705
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 14.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB <F1>
      b) Select Portfolio Servicing, as Servicer <F1>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


     (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2005


      a) Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB <F2>
      b) Select Portfolio Servicing, as Servicer <F2>
      c) Washington Mutual Mtg Sec Corp, as Servicer <F2>
      d) Wells Fargo Bank, N.A., as Servicer <F2>



   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> Certification has been received.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Ace Securities Corp. Home Equity Loan Trust
    Asset Backed Pass-Through Certificates
    Series 2005-SD2
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Kristen Ann Cronin, Vice President

  By: /s/ Kristen Ann Cronin, Vice President

  Dated: March 28, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Kristen Ann Cronin, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Ace Securities Corp. Home Equity Loan Trust Asset Backed
     Pass-Through Certificates, Series 2005-SD2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB, Select Portfolio Servicing as Servicer, Washington Mutual Mtg Sec Corp as Servicer.

     Date: March 28, 2006

     /s/ Kristen Ann Cronin
     Signature

     Vice President
     Title





  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181


Report of Independent Certified Public Accountants


To the Board of Directors of
Ocwen Loan Servicing, LLC


We have examined management's assertion that Ocwen Loan Servicing, LLC ("OLS"), as successor to Ocwen Federal Bank FSB (the "Bank"), has complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management Assertion on Compliance with USAP. Management is responsible for OLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OLS's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OLS's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OLS's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to custodial account reconciliations and adjustments on adjustable rate mortgages applicable to OLS during the year ended December 31, 2005 which is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that OLS complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP


February 27, 2006





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601

Telephone 312 665 1000
Fax       312 665 6038
Internet  www.us.kpmg.com



Independent Accountants' Report



To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:

We have examined management's assertion, included in the accompanying Appendix I, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ KPMG LLC

February 28, 2006









KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards in its role as master servicer described in the accompanying Management's Assertion dated March 13, 2006, for the series of certificates included in the accompanying Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards for the series of certificates included in the accompanying Appendix I as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
March 13, 2006



(page)


(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.1 (d)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
(logo) OCWEN


MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


February 27, 2006

As of and for the year ended December 31, 2005, Ocwen Loan Servicing, LLC ("OLS"), as successor to Ocwen Federal Bank FSB (the "Bank"), except as specifically noted below, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP")

  * Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

We have complied with all aspects of this standard with the exception of certain reconciling items which arose during the year ended December 31, 2005 were not cleared within 90 days of their original identification. All items identified were subsequently cleared within 6 months. As of December 31, 2005, there was exactly 1 reconciling item totaling $431.07 that had not cleared within 90 days of identification.


  * Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by OLS were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to OLS receiving the related mortgage documents from the prior servicer. When OLS received the mortgage documents and these errors were identified, OLS did not adjust the principal and interest payment amount. OLS has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the affect on the customer's account and make the appropriate adjustment.


(PAGE)


As of and for this same period, OLS had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $5,000,000.


/s/ Ronald M. Faris
Ronald M. Faris
President


/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of
Residential Assets



/s/ Brian J. LaForest
Brian J. LaForest
Director of Investor Reporting


/s/ Thomas Vickers
Thomas Vickers
Director and Servicing Controller





  EX-99.2 (b)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)


Report of Management


We as members of management of Select Portfolio Servicing, Inc. and Subsidiaries (the "Company"), an indirect subsidiary of Credit Suisse
(USA), Inc. are responsible for complying with the specified minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2005. Based on this evaluation, we assert that as of and for the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended December 31, 2005, the Company had in effect fidelity bond coverage in the amount of $25,000,000 and an errors and omissions policy in the amount of $10,000,000.


Very truly yours,


Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA) Inc.



/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer


/s/ Bryan M. Marshall
Bryan M. Marshall
Chief Financial Officer


/s/ Timothy J. O'Brien
Timothy J. O'Brien
Executive Vice President of Servicing
Operations


February 28, 2006




3815 South West Temple   Salt Lake City, Utah 84115





  EX-99.2 (c)
(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.2 (d)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo)
O C W E N




Ocwen Loan Servicing, LLC
successor in interest to
Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2005
ACE 2005-SD2



The undersigned Officer of Ocwen Loan Servicing, LLC successor in interest to Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending on December 31, 2005 and of the performance of the Servicer under the Pooling and Servicing Agreement dated as of June 1, 2005 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.



By:/s/ Scott W. Anderson                     Dated: February 28, 2006
   Scott W. Anderson, Senior Vice President




Ocwen Loan Servicing LLC
1661 Worthington Road Suite 100
Centrepark West
West Palm Beach, FL 33409





  EX-99.3 (b)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 21, 2006



3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881 * web www.selectservicing.com





  EX-99.3 (c)
(logo) Washington Mutual
       Mortgage Securities Corp.




March 17, 2006



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attn: Servicer Oversight Group

Dear Master Servicer:

The undersigned Officers certify the following for the 2005 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;
(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by:

/s/ Barbara A. Campbell
Barbara A. Campbell
First Vice President

/s/ Vanessa Danner
Vanessa Danner
Vice President





75 North Fairway Drive
Vernon Hills, IL 60061
(logo) EQUAL HOUSING
       LENDER





  EX-99.3 (d)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,997,521.98         33,605,059.84                 0.00              79,519,940.16
   CE-1                                   0.00                  0.00                 0.00              10,861,104.57
   M-1                              412,009.93                  0.00                 0.00              18,371,000.00
   M-2                              281,315.96                  0.00                 0.00              10,636,000.00
   M-3                              191,709.70                  0.00                 0.00               5,640,000.00
   M-4                               92,941.87                  0.00                 0.00               3,142,000.00
   M-5                               66,701.07                  0.00                 0.00               2,417,000.00
   P                                327,993.16                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   CE-2                             156,424.97                  0.00                 0.00                       0.00